Form 10-Q
period 2000-03-31
ARROWPOINT COMMUNICATIONS INC
filed 2000-05-01
CIK 1039198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 000-29573



                         ARROWPOINT COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     04-3364184
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                                  50 NAGOG PARK
                                 ACTON, MA 01720
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (978) 206-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [_] No [X]/1/

As of April 30, 2000, there were 35,045,467 shares of the registrant's common stock outstanding./2/

(1) The Registrant has been subject to the filing requirements of the Securities Exchange Act of 1934 since the effective date of its Registration Statement on Form S-1 (March 30, 2000) and has filed all required reports since such effective date.

(2) This share number assumes the conversion of all outstanding shares of the Registrant's preferred stock into common stock, which was effectuated on April 5, 2000.

                                     INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets as of March 31, 2000
               and December 31, 1999                                          3

               Condensed Consolidated Statements of Operations for the Three
               Months Ended March 31, 2000 and 1999                           4

               Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2000 and 1999                           5

               Notes to Condensed Consolidated Financial Statements           6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                       8

               Factors That May Affect Future Results                         10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               11

     Item 2.  Changes in Securities and Use of Proceeds                       11

     Item 3.  Defaults Upon Senior Securities                                 12

     Item 4.  Submission of Matters to a Vote of Security Holders             12

     Item 5.  Other Information                                               12

     Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                    13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         ARROWPOINT COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                      MARCH 31,       DECEMBER 31,
                                                                        2000             1999
                                                                    -----------       ------------
                              ASSETS                                (unaudited)
Current Assets:
   Cash and cash equivalents                                         $ 14,571           $ 10,731
   Accounts receivable, net                                             7,999              4,745
   Inventory                                                            3,745              2,864
   Prepaid expenses                                                       521                541
                                                                     --------           --------

         Total current assets                                          26,836             18,881
                                                                     --------           --------

Property and Equipment, net                                             5,615              4,134
Other Assets                                                              652                191
                                                                     --------           --------
         Total assets                                                $ 33,103           $ 23,206
                                                                     ========           ========


LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Loans payable                                                     $     --           $  1,147
   Accounts payable                                                     3,814              3,323
   Accrued expenses                                                     2,410              1,590
   Deferred revenue                                                     3,015              2,470
                                                                     --------           --------

         Total current liabilities                                      9,239              8,530
                                                                     --------           --------

Commitments and Contingencies:

   Redeemable convertible preferred stock, $.01 par value;
        12,500,000 shares authorized, 9,844,735 shares issued and
        outstanding at March 31, 2000 and December 31, 1999            34,534             34,534

Stockholders' deficit:
   Preferred stock, $.01 par value; 5,000,000 shares authorized,
     none issued and outstanding                                           --                 --
   Convertible preferred stock, $.01 par value; 699,837 shares authorized at March 31, 2000, 657,263 shares issued and
     outstanding at March 31, 2000                                     13,871                 --
   Common stock, $.001 par value; 200,000,000 shares authorized, at March 31, 2000, 8,514,571 shares and 8,351,330
     shares issued and outstanding at March 31, 2000 and
     December 31, 1999, respectively                                        9                  8
   Additional paid-in capital                                          35,780             20,483
   Treasury stock, at cost (224,334 shares at March 31, 2000 and
     December 31, 1999)                                                   (36)               (36)
   Deferred compensation                                              (21,297)           (15,300)
   Accumulated deficit                                                (38,997)           (25,013)
                                                                     --------           --------
         Total stockholders' deficit                                  (10,670)           (19,858)
                                                                     --------           --------
                                                                     $ 33,103           $ 23,206
                                                                     ========           ========


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                        ARROWPOINT COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                            THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------
                                                               2000               1999
                                                          --------------------------------
                                                                     (unaudited)

Revenue                                                   $      9,547        $        737
Cost of Revenue                                                  3,553                 501
                                                          ------------        ------------

         Gross margin                                            5,994                 236

Operating Expenses:
   Sales and marketing                                           7,735               1,298
   Research and development                                      2,308               1,342
   General and administrative                                      934                 350
   Stock-based compensation                                      2,758                 104
                                                          ------------        ------------
         Total operating expenses                               13,735               3,094
                                                          ------------        ------------

         Operating loss                                         (7,741)             (2,858)

Interest Income                                                    274                 119
Interest Expense                                                   (36)                (19)
                                                          ------------        ------------
         Net loss                                         $     (7,503)       $     (2,758)
                                                          ------------        ------------
Beneficial conversion feature of Series E
   preferred stock                                              (6,480)                 --
                                                          ------------        ------------
         Net loss available to common stockholders        $    (13,983)       $     (2,758)
                                                          ============        ============
Net Loss Per Share:
   Basic and diluted                                      $      (3.34)       $      (1.07)
                                                          ============        ============
   Pro Forma basic and diluted                            $      (0.56)       $      (0.13)
                                                          ============        ============
Shares Used In Computing Net Loss Per Share:
   Basic and diluted                                         4,189,643           2,588,111
   Pro Forma basic and diluted                              25,193,639          20,474,975


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                         ARROWPOINT COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          2000             1999
                                                                       ----------------------------
                                                                               (unaudited)
Cash Flows from Operating Activities:
   Net loss                                                             $ (7,503)       $ (2,758)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                           540             220
     Amortization of deferred compensation                                 2,758             104
     Changes in operating assets and liabilities:
       Accounts receivable                                                (3,254)         (1,087)
       Inventory                                                            (881)           (366)
       Prepaid expenses                                                       20             (54)
       Other assets                                                         (461)             (2)
       Accounts payable                                                      491              36
       Accrued expenses                                                      820             274
       Deferred revenue                                                      545             715
                                                                        --------        --------
              Net cash used in operating activities                       (6,925)         (2,918)
                                                                        --------        --------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                    (2,021)           (366)
                                                                        --------        --------

Cash Flows from Financing Activities:
   Net proceeds from sale of Series D redeemable convertible
     preferred stock                                                          --          15,289
   Net proceeds from sale of Series E convertible preferred stock         13,871              --
   Proceeds from sale of common stock                                         62              42
   Proceeds from loan payable                                                635              81
   Payments on loan payable                                               (1,782)            (38)
                                                                        --------        --------
              Net cash provided by financing activities                   12,786          15,374
                                                                        --------        --------

Net Increase in Cash and Cash Equivalents                                  3,840          12,090
                                                                        --------        --------
Cash and Cash Equivalents, beginning of period                            10,731           4,339
                                                                        --------        --------
Cash and Cash Equivalents, end of period                                $ 14,571        $ 16,429
                                                                        ========        ========



                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                         ARROWPOINT COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by ArrowPoint Communications, Inc. (the Company or ArrowPoint), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. ArrowPoint believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the Company's December 31, 1999 consolidated financial statements and the notes thereto included in ArrowPoint's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on March 30, 2000, are adequate to make the information presented not misleading.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows as of the dates and for the periods presented. These adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

(2)  INVENTORY

          Inventory is stated at the lower of cost or market, determined on a FIFO (first-in, first-out) basis and consisted of the following:

                                          MARCH 31,   DECEMBER 31,
                                            2000         1999
                                        -----------   -----------

              Raw materials             $   193,706   $   170,882
              Work-in-process               232,067       256,094
              Finished goods              3,318,972     2,437,156
                                        -----------   -----------
                                        $ 3,744,745   $ 2,864,072
                                        ===========   ===========

(3)  REVENUE RECOGNITION

     The Company recognizes revenue from product sales to end users, resellers and OEMs upon product shipment, provided that there are no uncertainties regarding acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, the Company recognizes revenue when those uncertainties are resolved. The Company's distributors have limited rights of return and therefore the Company recognizes revenue on product sales to distributors when the rights of return lapse, provided that there are no uncertainties regarding acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, the Company recognizes revenue when those uncertainties are resolved. In multiple element arrangements that contain product and service elements, the Company uses the residual method when fair value does not exist for one of the delivered elements in the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established vendor specific objective evidence of fair value for support services. Accordingly, product revenue is recognized under the residual method in arrangements in which the product is sold with support services. Service revenue is recognized as the services are performed or ratably over the terms of the service contracts. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Warranty costs are estimated and recorded by the Company at the time of product revenue recognition.

                         ARROWPOINT COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(4)  NET LOSS PER SHARE

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share were determined by dividing net loss available for common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock options have been excluded as they are considered antidilutive because the Company has recorded a net loss for all periods presented.

     In accordance with the SEC Staff Accounting Bulletin No. 98, "Earnings Per Share in an Initial Public Offering", the Company has determined that there were no nominal issuances of the Company's common stock prior to the Company's initial public offering.

     The Company's historical capital structure is not indicative of its capital structure after the initial public offering due to the automatic conversion of all shares of preferred stock into common stock concurrent with the closing of the Company's initial public offering on April 5, 2000. Accordingly, pro forma net loss per share is presented for the three months ended March 31, 2000 and 1999, assuming the conversion of all outstanding shares of preferred stock into common using the if-converted method from the respective dates of issuance.

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of pro forma basic and diluted net loss per share:

                                                            THREE MONTHS ENDED MARCH 31,
                                                              2000               1999
                                                        -----------------------------------
Weighted average common shares outstanding                    4,189,643          2,588,111
Add: Weighted average common shares issued upon the
conversion of preferred stock                                21,003,996         17,886,864
                                                        ---------------    ---------------
Pro forma basic and diluted weighted average common
shares outstanding                                           25,193,639         20,474,975
                                                        ===============    ===============

(5)  SERIES E CONVERTIBLE PREFERRED STOCK

     In January 2000, the Company amended its certificate of incorporation to authorize 699,837 shares of Series E convertible preferred stock (Series E Preferred Stock). Also, in January 2000, the Company sold 657,263 shares of Series E Preferred Stock at $21.14 per share for net proceeds to the Company of $13,871,000. All shares of Series E Preferred Stock were automatically converted into 1,314,526 shares of the Company's common stock upon the closing of the Company's initial public offering. In connection with the sale of Series E Preferred Stock, the Company recorded a charge to accumulated deficit of $6,480,000 in the quarter ended March 31, 2000. This amount represents the fair value of the beneficial conversion feature of Series E Preferred Stock. This amount has been accounted for like a dividend to preferred stockholders and, as a result, increased the Company's net loss available to common stockholders and the related net loss per share for the quarter ended March 31, 2000.

(6)  INITIAL PUBLIC OFFERING

     On April 5, 2000, ArrowPoint completed the sale of 5,750,000 shares of common stock (including the exercise of the over-allotment option of 750,000 shares) in an underwritten initial public offering at a price of $34.00 per share. Cash proceeds from the offering, net of underwriters' discount and offering expenses, totaled approximately $180,400,000. Upon the closing of the initial public offering, all outstanding shares of Series A Preferred Stock (consisting of 5,750,000 shares), Series B Preferred Stock (consisting of 2,213,828 shares), Series C Preferred Stock (consisting of 278,464 shares), Series D Preferred Stock (consisting of 1,602,443 shares), and Series E Preferred Stock (consisting of 657,263 shares) were converted, on a two-for-one basis, into 21,003,996 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below under "Factors That May Affect Future Results", that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "may", "will", "should", "expects", "scheduled", "plans", "intends", "anticipates", "believes", "estimates", "potential", or "continue" or the negative of these terms or other comparable terminology identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on March 30, 2000, and "Factors That May Affect Future Results" in this document.

OVERVIEW

     We provide intelligent Web switches that enable our customers to deploy a global Web network architecture to optimize e-commerce transactions and the delivery of Web content. Using patented technology, our switches intelligently route requests for Web content or transactions to the network server that is best able to handle the request at that moment. We derived our revenue through March 31, 2000 from both the sale of our CS-100 and CS-800 web switches and the sale of technical support contracts. Our customers consist of end-users, distributors, resellers, and original equipment manufacturers, known as OEMs. We expanded our international activities in Europe, Latin America and the Asia/Pacific market significantly in 1999 and in the quarter ended March 31, 2000, and plan to continue to do so in 2000.

     We have incurred significant net losses since inception and, as of March 31, 2000, had an accumulated deficit of $39.0 million. We have not achieved profitability on a quarterly or annual basis, and anticipate that we will continue to incur net losses through 2000. We expect to increase our sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although we have achieved rapid growth in revenue in recent periods, we may not be able to sustain these growth rates in the future.

     We recorded a total of $26.4 million of deferred compensation costs since our inception through March 31, 2000. These amounts represent the difference between the exercise price or purchase price of stock options granted or stock sold to our employees and the deemed fair value of our common stock at the time of grant or sale. We are amortizing these amounts over the vesting period of the options and restricted stock awards, which is generally five years. We recorded stock-based compensation expense of $2.8 million for the quarter ended March 31, 2000 and $104,000 for the quarter ended March 31, 1999.

     We recorded a charge to accumulated deficit of approximately $6.5 million in the quarter ended March 31, 2000. This amount represents the value of the beneficial conversion feature of the Series E convertible preferred stock. This amount has been accounted for like a dividend to preferred stockholders and, as a result, increased the Company's net loss available to common stockholders and the related net loss per share for the quarter ended March 31, 2000.

     In light of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. This is particularly true of companies such as ours that operate in new and rapidly evolving markets.

RESULTS OF OPERATIONS

REVENUE

     We have derived revenue from the sale of our CS-100 and CS-800 products and related technical support contracts and services. Revenue increased by $8.8 million from $737,000 in the first quarter of 1999 to $9.5 million in the first quarter of 2000. This increase was due primarily to an increase in the quantity of our products sold. Substantially all of the increase in revenue was comprised of product revenue with the majority of the increase attributable to new customers. Revenue derived from customers located outside of the United States was 48% in the first quarter of 2000, as compared to 61% in the first quarter of 1999.

COST OF REVENUE

     Cost of revenue consists of material, assembly, test and overhead costs incurred to produce our products. Cost of revenue increased by $3.1 million from $501,000 in the first quarter of 1999 to $3.6 million in the first quarter of 2000. Gross margin increased from 32% in the first quarter of 1999 to 63% in the first quarter of 2000 due to higher production volumes that resulted in cost efficiencies for both material and overhead costs.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of compensation, travel, recruiting, advertising, and field sales office expenses. Our sales and marketing expenses increased by $6.4 million from $1.3 million in the first quarter of 1999 to $7.7 million in the first quarter of 2000. This increase was due primarily to investing in our sales and marketing infrastructure, both domestically and internationally. These investments included an increase in our sales, marketing and customer support resulting in an increase in compensation expenses, an increase in recruiting expenses, an increase in travel expenses, increased field sales office expenses, and marketing activities, including advertising, trade shows and other promotional expenses from the first quarter of 1999 to the first quarter of 2000. Sales and marketing expenses decreased from 176% of revenue in the first quarter of 1999 to 81% of revenue in the first quarter of 2000. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of compensation, depreciation and office expenses. Our research and development expenses increased by $1.0 million from $1.3 million in the first quarter of 1999 to $2.3 million in the first quarter of 2000. This increase was due primarily to an increase in our software engineers and other technical staff resulting in an increase in compensation expenses, and depreciation expense. Research and development expenses decreased from 182% of revenue in the first quarter of 1999 to 24% of revenue in the first quarter of 2000. We believe continued investment in research and development is essential to attaining our strategic objectives, and as a result, we expect research and development expenses to increase on an absolute dollar basis in future periods.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of compensation for general and administrative personnel, depreciation, and professional fees. Our general and administrative expenses increased by $584,000 from $350,000 in the first quarter of 1999 to $934,000 in the first quarter of 2000. This increase was due primarily to an increase in general and administrative personnel resulting in increased compensation expense. General and administrative costs decreased from 47% of revenue in the first quarter of 1999 to 10% of revenue in the first quarter of 2000. We expect general and administrative expenses to increase on an absolute dollar basis in future periods.

INTEREST INCOME, NET

     Net interest income increased by $138,000 from $100,000 in the first quarter of 1999 to $238,000 in the first quarter of 2000. This increase was due primarily to increased cash and cash equivalents balances as a result of our Series E preferred stock financing in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

     From our inception through March 31, 2000, we financed our operations and capital expenditures primarily through the sale of approximately $48.4 million in equity securities and borrowings of $1.7 million. On April 5, 2000 ArrowPoint received cash proceeds, net of underwriters' discount and offering expenses, totaling approximately $180.4 million upon the closing of its initial public offering.

     We have a $2 million equipment line of credit and a $5 million accounts receivable line of credit with Fleet National Bank with interest rates of approximately 9.5% as of March 31, 2000. In March 2000 equipment line borrowings of $1.7 million were repaid and at March 31, 2000, we had no borrowings under the equipment or accounts receivable lines of credit.

     Cash used in our operating activities was $2.9 million for the quarter ended March 31, 1999, and $6.9 million for the quarter ended March 31, 2000. These net cash outflows resulted from operating losses as well as increases in accounts receivable and inventory due to increased sales. They were partially offset by an increase in the amortization of deferred compensation of $2.8 million along with increases in accounts payable, accrued expenses and deferred revenues.

     Cash used in investing activities was $366,000 for the quarter ended March 31, 1999, and $2.0 million for the quarter ended March 31, 2000, substantially all of which was used for the purchase of property and equipment, primarily computers and test equipment for our development and manufacturing activities. We expect capital expenditures to continue to increase through the year 2000, due to the costs of expansion and expenditures for computers and test equipment.

     As of March 31, 2000, we had obligations outstanding under various operating leases. In August 1999 we agreed to lease approximately 45,000 square feet, as our headquarters, in a facility located in Acton, Massachusetts for a term of five years. The annual cost of this lease is approximately $817,000, subject to annual adjustments. Although we have no other material commitments, we anticipate a substantial increase in our lease commitments consistent with anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to provide better availability to customers and achieve purchasing efficiencies. We expect that the net proceeds from our recent public offering, our existing cash balances and amounts available under our credit facilities will be sufficient to meet our currently anticipated working capital and capital expenditures for at least the next 18 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FINANCIAL PERFORMANCE

     The public market for the stock of Internet infrastructure solutions companies is extremely volatile and our failure to meet market expectations could result in a substantial decline in our stock price. Moreover, our limited operating history may make it difficult to value and evaluate our business and our future prospects.

     We have incurred substantial losses to date and may not be able to achieve or maintain profitability. Our failure to become profitable within the timeframe expected by investors may adversely affect the market price of our common stock.

     Our operating results are difficult to forecast and may fluctuate from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our stock could be adversely affected.

     We expect to derive a substantial percentage of our revenue in 2000 from sales outside the U.S. Our significant international business exposes us to a number of risks that we do not face in our U.S. business, including longer accounts receivable collection cycles, foreign currency exchange rate fluctuations, and economic or political instability in certain international markets.

COMPETITION AND MARKET ACCEPTANCE

     The market for Internet infrastructure solutions is new, rapidly evolving and intensely competitive. If we fail to compete successfully in this market, our revenue could decline and we could experience additional losses. In addition, if Internet infrastructure solutions do not achieve widespread commercial acceptance, we will not be able to sell our products and our ability to increase revenue will be adversely impacted.

     The market for Internet infrastructure solutions is characterized by rapidly changing technologies, frequent new product introductions and evolving customer requirements and industry standards. In order to remain competitive in our markets, we will need to introduce on a timely basis new products that offer significantly improved performance and features, at lower prices. If we are unable to do so, our sales and competitive position will suffer.

RAPID GROWTH

     Our company is growing rapidly and we may be unable to manage our growth effectively. Our failure to effectively manage our recent and anticipated growth could have a material adverse impact on the quality of our products, our ability to retain key personnel and our financial performance.

     The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly our executive officers and qualified sales and engineering personnel. If we are unable to hire and retain the skilled personnel we need, we will not be able to grow our business and our revenue as we anticipate.

DEPENDENCE ON THIRD PARTIES

     We purchase several or our key components from single vendors. If we are unable to obtain sufficient quantities of these components, we would be unable to manufacture and ship our products on a timely basis, resulting in lost or delayed revenue, increased costs and damage to our reputation.

     We subcontract the manufacturing of our products to a single contract manufacturer. If that manufacturer is unable or unwilling to manufacture a sufficient number of our products, we may not be able to timely fill customer orders. In addition, our reliance on a single manufacturer exposes to other risks, including reduced control over manufacturing capacity, product quality and manufacturing costs.

INTELLECTUAL PROPERTY

     Claims by other companies that our products infringe their patents or other intellectual property rights could hinder or block our ability to sell our products, subject us to significant monetary liability and divert the time and attention of our management and engineers.

     We are involved in litigation with Arrow Electronics over our use of the name ArrowPoint. An adverse outcome in this litigation could cause us to change our corporate name, incur costs and damage our competitive position in the market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not currently use derivative financial instruments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. Government obligations with contractual maturities of less than one year. We do not expect to have any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company was named as a defendant in a civil suit filed in the United States District Court for the Southern District of New York by Arrow Electronics, Inc. on July 19, 1999. In the lawsuit, Arrow Electronics asserts trademark infringement and associated state law claims. In particular, Arrow Electronics alleges that customers are likely to be confused between Arrow Electronics and ArrowPoint, and by use of the Internet domain name arrowpoint.com. Arrow Electronics is seeking an injunction precluding the Company from using the name ArrowPoint and requiring the Company to relinquish registration of the domain name arrowpoint.com. The Company has filed an answer denying all material allegations asserted in the complaint. The case is presently in the early stages of discovery. The Company intends to vigorously defend this lawsuit, including its right to use the ArrowPoint trademark and the arrowpoint.com domain name. Arrow Electronics is not seeking the recovery of monetary damages from the Company. Although the Company is unable to estimate the costs associated with changing its corporate name, the Company believes that an adverse outcome in this suit would not have a material impact on its financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 30, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-95509) was declared effective by the Securities and Exchange Commission. On April 5, 2000, ArrowPoint completed the sale of 5,750,000 shares of common stock at a price of $34.00 per share, generating gross offering proceeds of $195,500,000. The managing underwriters were Goldman Sachs & Co., Deutsche Banc Alex. Brown, and J.P. Morgan Securities Inc. After deducting approximately $13,700,000 in underwriting discounts and $1,400,000 in other related expenses, the net proceeds of the offering were approximately $180,400,000, and were received by ArrowPoint upon the closing of the initial public offering on April 5, 2000.

     We did not use any of the funds from the initial public offering during the quarter ended March 31, 2000.

     For the three months ended March 31, 2000, we issued 163,241 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.05 to $0.75. All of these stock options were granted under our 1997 Stock Incentive Plan prior to our initial public offering. Our issuance of shares of our common stock upon the exercise of these options was exempt from registration pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of stockholders on February 18, 2000, our stockholders approved the following matters:

     1.   the election of Chin-Cheng Wu, Louis J. Volpe, Paul J. Ferri, Edward
          T. Anderson and James A. Dolce Jr. as directors of the Company;

     2.   amendment to the certificate of incorporation to:

               * increase the number of authorized shares of common stock, $.001 par value per share, to 200,000,000 shares;

               * provide for 5,000,000 authorized shares of preferred stock, $.01 par value per share, that may be issued from time to time by the Board in one or more series;

               * amend the provisions relating to the indemnification of officers and directors of the Company;

               *    provide that the Company will have a staggered Board;

               * provide that stockholders may not take action by written consent and may not call a special meeting of stockholders;

     3. an increase in the number of shares issuable under the Company's 1997 Stock Incentive Plan from 11,000,000 shares to 19,000,000 shares;

     4. the adoption of the 2000 Non-Employee Director Stock Option Plan under which an aggregate of 300,000 shares of common stock may be issued;

     5. the adoption of the 2000 Employee Stock Purchase Plan under which an aggregate of 400,000 shares of common stock, subject to automatic increase as described in the Plan, may be issued;

     6. an amended and restated certificate of incorporation that would be effective following the closing of the Company's initial public offering that would:

               * eliminate all references to the Series Convertible Preferred Stock; and

               * establish the authorized capitalization of the Company at 200,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of undesignated preferred stock, $.01 par value per share.

     At the Company's special meeting of stockholders held on February 18, 2000, the following proposals were adopted by the vote specified below:


           PROPOSAL                          FOR                         AGAINST                        ABSTAIN
           --------                          ---                         -------                        -------
           Matter 1                       12,894,712                       N/A                            N/A
           Matter 2                       12,894,212                       N/A                            500
           Matter 3                       12,894,712                       N/A                            N/A
           Matter 4                       12,894,712                       N/A                            N/A
           Matter 5                       12,894,712                       N/A                            N/A
           Matter 6                       12,894,212                       N/A                            500


ITEM 5.  OTHER INFORMATION - NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K- NONE.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ArrowPoint Communications, Inc.

Dated:  May 1, 2000                 /s/ Cynthia M. Deysher
                                        ----------------------------------------
                                        Vice President Operations and Chief
                                        Financial Officer (Duly Authorized
                                        Officer and Principal Financial and
                                        Accounting Officer)